Form 10-Q
period 1996-03-31
UNITED FINANCIAL GROUP INC
filed 1996-05-14
CIK 858797

================================================================================


                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


   [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

   For the Quarter Ended MARCH 31, 1996

   [   ]  Transition report pursuant to section 13 or 15(d) of the Securities
          Exchange Act of 1934
   For the transition period from ................. to ........................

   Commission File Number: 0-10443


                          UNITED FINANCIAL GROUP, INC.
             (Exact Name of Registrant as specified in its Charter)

               DELAWARE                                      74-2029669
     (State or other jurisdiction              (I.R.S. Employer Identification Number)
   of incorporation or organization)

     5847 SAN FELIPE, SUITE 2600                                77057
             HOUSTON, TEXAS                                   (Zip Code)
(Address of principal executive offices)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  [ X ]  No [   ]


   Indicate number of shares outstanding of the Registrant's Common Stock at
   April 30, 1996:     8,073,620



                    The Exhibit Index is located on page 13.
             The total number of sequentially numbered pages is 14.


================================================================================

                          UNITED FINANCIAL GROUP, INC.
                                   FORM 10-Q

                               TABLE OF CONTENTS

Section                                                                Page
________________________________________________________________________________
                                     PART I

   Item 1.  Condensed Consolidated Financial Statements (Unaudited)

            Condensed Consolidated Statements of Financial Condition
              as of March 31, 1996 and December 31, 1995                 3

            Condensed Consolidated Statements of Operations
              for the Three Months Ended March 31, 1996 and 1995         4

            Condensed Consolidated Statements of Cash Flows
              for the Three Months Ended March 31, 1996 and 1995         5

            Notes to Condensed Consolidated Financial Statements         6

   Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                  9


                          PART II - OTHER INFORMATION

   Item 3.  Default Upon Senior Securities                              11

   Item 5.  Other Information                                           11

   Item 6.  Exhibits and Reports on Form 8-K                            11

            Signatures                                                  12

________________________________________________________________________________

UNITED FINANCIAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF
  FINANCIAL CONDITION
(UNAUDITED)


                                                 In Thousands
- --------------------------------------------------------------------
                                             March 31,   December 31,
                                               1996          1995
- ---------------------------------------------------------------------
Assets:

Cash and cash equivalents                     $    519            348
Short-term investments                          10,873         10,741
Loans and notes receivable                           7             19
Other investments                                   92            344
Other assets                                       189            211
- ---------------------------------------------------------------------
 Total assets                                 $ 11,680         11,663
=====================================================================

Liabilities:

Accounts payable and accrued liabilities      $    840            739
Notes payable and other borrowings               4,671          4,671
Other liabilities                                6,239          6,243
- ---------------------------------------------------------------------
 Total liabilities                            $ 11,750         11,653
- ---------------------------------------------------------------------

Cumulative preferred dividends in             $  6,108          5,917
 arrears
Redeemable preferred stock, no par value        16,404         16,404
Common stockholders' equity (deficit):
Common stock, no par value; 12,000,000
 shares authorized at March 31, 1996
 and December 31, 1995; 8,073,620
 shares issued and outstanding, net of
 115,750 shares in treasury                     56,289         56,289

Retained deficit                               (78,871)       (78,600)
- ---------------------------------------------------------------------
 Total common stockholders' equity
  (deficit)                                    (22,582)       (22,311)
- ---------------------------------------------------------------------
                                              $ 11,680         11,663
=====================================================================

    See accompanying notes to condensed consolidated financial statements.

UNITED FINANCIAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF
 OPERATIONS
(UNAUDITED)

                                              In Thousands
                                           Except Per Share Data
- ----------------------------------------------------------------
Three Months Ended March 31,                  1996      1995
- ----------------------------------------------------------------
Interest income                            $  160       188
- ----------------------------------------------------------------
                                              160       188

General and administrative expenses           135       210
Interest expense                              105       105
- ----------------------------------------------------------------
                                              240       315

Loss before income taxes                      (80)     (127)
Income taxes                                    -         -
- ----------------------------------------------------------------
Net loss                                   $  (80)     (127)
================================================================
Net loss applicable to common stock
 after reductions for preferred stock
 dividends and accretion                   $ (271)     (317)

Loss per common and common
 equivalent share                          $(0.03)    (0.04)
================================================================

    See accompanying notes to condensed consolidated financial statements.

UNITED FINANCIAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                               In Thousands
                                           Except Per Share Data
- ----------------------------------------------------------------
Three Months Ended March 31,                  1996        1995
- ----------------------------------------------------------------
Operating Activities:

Net loss                                      $  (80)     (127)
Adjustments to reconcile net income to
 net cash provided (used) by operating
 activities:
      Depreciation and amortization                -       (11)
Changes in assets and liabilities
 related to operations:
      Decrease (increase) in other                22       (32)
       assets
      Increase (decrease) in accounts
       payable and accrued liabilities           101        93
- -----------------------------------------------------------------
Cash from (for) operating activities         $    43       (77)
- -----------------------------------------------------------------
Investing Activities:
Sales and maturities of short-term
 investments                                 $ 8,805    12,654
Purchases of short-term investments           (8,937)  (12,454)
Maturities of investments in debt
 securities                                      264        47
- ----------------------------------------------------------------
Cash from (for) investing activities         $   132       247
- ----------------------------------------------------------------
Financing Activities:
Payment of post-employment benefits
 liabilities                                 $    (4)       (4)
- ----------------------------------------------------------------
Cash from (for) financing activities         $    (4)       (4)
- ----------------------------------------------------------------
Increase (decrease) in cash and cash
 equivalents                                     171       166
Cash and cash equivalents, beginning of
 period                                          348       269
- ----------------------------------------------------------------
Cash and cash equivalents, end of period     $   519       435
================================================================

    See accompanying notes to condensed consolidated financial statements.

UNITED FINANCIAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1996
(Unaudited)

1.  BASIS OF PRESENTATION
    Principles of consolidation and presentation

The unaudited condensed consolidated financial statements include the accounts of United Financial Group, Inc. and its subsidiaries ("UFGI" or the "Company"), all of which are wholly owned. Prior to December 30, 1988, UFGI was in the business of offering products and services in the mortgage lending and savings industries and engaged in an array of investment activities, primarily through its most significant subsidiary, United Savings Association of Texas ("USAT"), and USAT's wholly owned subsidiaries. On December 30, 1988, USAT was placed into receivership by the Federal Deposit Insurance Corporation ("FDIC" which term, as used herein, includes its predecessor, the Federal Savings and Loan Insurance Corporation, "FSLIC"), and the Company's net liabilities related to its investment in USAT were written off at that time. Since December 30, 1988, management of the Company has concentrated its efforts on the resolution of issues with the FDIC, the Office of Thrift Supervision ("OTS"), and other claimants, and the Company's business activities have been limited to the management of investments.

All material intercompany transactions are eliminated in consolidation. The unaudited condensed consolidated financial statements included herein reflect all adjustments necessary to present fairly the financial position and results of operations for the periods indicated. The results of operations for the interim periods are not necessarily indicative of results to be expected for the year.

    Earnings (loss) per common and common equivalent share

Earnings (loss) per common and common equivalent share is computed using UFGI's net income (loss), adjusted for redeemable preferred stock dividends. The adjusted net income (loss) is then divided by the weighted average number of common shares outstanding during the period, including any dilutive common stock equivalents resulting from common stock options and redeemable preferred stock outstanding. There were no dilutive common stock equivalents in the three-month periods ended March 31, 1996 and 1995. Average common and common equivalent shares were 8,073,620 for the three-month periods ended March 31, 1996 and 1995.

2.  COMMITMENTS AND CONTINGENT LIABILITIES

In connection with its actions placing USAT into receivership on December 30, 1988, the FDIC made claims against the Company for damages equal to approximately $548 million (the "FDIC Claims"). The FDIC alleged that it was damaged by the Company's failure to maintain USAT's net worth in accordance with Federal Home Loan Bank Board regulations. Additionally, the FDIC claimed that, as a result of the Company's utilization of the benefits of certain tax losses incurred by USAT, the Company was obligated to USAT for amounts related to federal income tax refunds allegedly obtained. The Company has denied the merits of any potential claim alleged by the FDIC. In 1991, the Company entered an agreement to toll the running of the statute of limitations and certain other equitable defenses in order to delay final litigation decisions and to permit additional time for negotiation of a settlement of the FDIC Claims. Such agreement was amended several times to postpone its expiration, and negotiations with the FDIC continued through December 1995.

In mid-1994, settlement discussions relating to the FDIC Claims were joined by the Office of Thrift Supervision ("OTS"), a separate agency whose jurisdiction covers areas not included within the scope of the FDIC's jurisdiction. The OTS is investigating the possibility of certain regulatory violations (the "OTS Claims") by the Company and others, including current and former officers and directors of the Company. The Company denies any such violations and has been in negotiations with the OTS since September 1994 concerning possible settlement of the OTS Claims. The Company entered an agreement with the OTS to toll the running of the statute of limitations, subject to the right of the OTS to terminate such agreements with 10 days' notice. That agreement was amended several times to postpone its expiration, and negotiations with the OTS continued through December 1995.

Effective December 1995, the Company entered into agreements with the OTS and an agreement with the FDIC, the trustee for the 9% Secured Sinking Fund Debentures (the "Debenture Trustee") and Nu-West Florida, Inc. ("Nu-West"), as sole holder of the Company's Series B Preferred Stock (the "FDIC Settlement"). Under these agreements, the Company neither admits nor denies liability under claims by the FDIC and the OTS.

The FDIC Settlement is conditioned upon the Company obtaining a final order of the Delaware Bankruptcy Court. and requires that the Company pay a minimum of $9,450,000 to the FDIC, a minimum of $1,360,000 to the Debenture Trustee and a minimum of $190,000 to Nu-West. The Company is required to proceed with a plan of reorganization or liquidation in the Delaware Bankruptcy Court, and payments would be made after the Delaware Bankruptcy Court has confirmed a final plan. The FDIC Settlement specifies that the plan of bankruptcy must be confirmed on or before June 30, 1996. A disclosure statement must be filed by the Company with the Delaware Bankruptcy Court within sixty days of the effective date of the agreement. Under the FDIC Settlement, and with some exceptions, expenditures by the Company in excess of $300,000 from and after the effective date are subject to approval by FDIC and OTS. Any assets of the Company remaining after the payments and expenditures described above must be paid to the FDIC, the Debenture Trustee and Nu-West in proportion to the minimum settlement payments. The FDIC Settlement also provides that the Company may not, except in limited circumstances, utilize the benefits of tax losses carried forward from 1988 and prior years. In connection with the agreements with the FDIC and OTS, the Company has agreed to toll the running of the statute of limitations.

While the Company, the FDIC, the OTS, and others have been negotiating the terms of a possible settlement of claims against the Company, there is no assurance that the Company will be able to consummate such a settlement, nor can the Company determine when, if ever, any settlement will be effected.

Included in other liabilities at March 31, 1996 and December 31, 1995 are amounts accrued by the Company for contingent liabilities, including the FDIC Claims and OTS Claims. Statement of Financial Accounting Standards No. 5, Contingencies, requires that management of the Company recognize a liability for estimated losses arising from asserted and unasserted claims when losses from such claims are probable and reasonably estimable. Periodically, management of the Company reviews its estimates of probable losses to determine whether the liabilities accrued for contingencies require adjustment.

3.  FEDERAL INCOME TAXES

No tax benefits have been recognized in connection with the Company's net losses in 1996 and 1995. At December 31, 1995, UFGI had a financial accounting tax loss carryforward and a tax net operating loss carryforward of approximately $6,590,000 which, if not utilized to offset future taxable income, will expire in the period from 1999 to 2010.

Under provisions of the Internal Revenue Code, a parent corporation that joins in filing a consolidated federal income tax return with its subsidiary must make certain annual adjustments to the tax basis of stock it owns in such subsidiary. The required adjustments include, among other things, a decrease in the tax basis for tax losses of a subsidiary utilized to offset income of the parent and for dividend payments made by a subsidiary to its parent corporation. If a parent has a negative tax investment basis (referred to as an "excess loss account") with respect to the stock of the subsidiary, the occurrence of certain events, including the determination that the stock of the subsidiary is "worthless", results in the recognition of the excess loss account in taxable income. Prior to USAT being placed into receivership, UFGI had an excess loss account with respect to its investment in USAT of approximately $75 million.

In connection with the FDIC placing USAT in receivership and the subsequent sale of USAT's assets, the FDIC provided a note (the "FSLIC Note") in the approximate amount of $261 million to USAT. A subsequent audit resulted in an increase of the FSLIC Note to $309 million. UFGI received a ruling from the Internal Revenue Service that UFGI's tax basis in USAT's stock was increased by the amount of the FSLIC Note. On December 30, 1988, UFGI's adjusted basis in USAT's stock was written off. The amount of such basis was either $186 million or $234 million, depending on the treatment of the subsequent increase of the FSLIC Note. As a result, the Company has additional loss carryforward benefits estimated at $156 million arising from 1988 losses, including the write-off of basis in the USAT stock. Based on a review of Internal Revenue Service rulings in matters unrelated to the Company, the Company believes those carryforward deductions may be characterized as ordinary losses, rather than capital losses. If so, those carryforward deductions will expire at the end of the fifteenth tax year after the year in which the loss was incurred. The Company may not, however, rely on Internal Revenue Service rulings to which the Company is not a party. If the 1988 losses were characterized as capital losses, the right to utilize loss carryforward deductions would have expired in 1993.

Under the terms of a tentative agreement to settle claims against the Company by the FDIC and the OTS, the Company would, except under limited circumstances, be unable to utilize the tax benefits of any net operating losses carried over from 1988 and prior years. That tentative agreement and plan of bankruptcy are discussed further in Note 2.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information which management believes is relevant to an assessment and understanding of the Company's operations and financial condition. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements (unaudited) and accompanying Notes included in Item 1.

FINANCIAL CONDITION

At March 31, 1996, cash, cash equivalents and short-term investments made up approximately 98% of the Company's assets. At December 31, 1995 cash, cash equivalents and short-term investments were 95% of total assets. Mortgage-backed securities and a note receivable were the Company's only other income-earning assets at March 31, 1996. Mortgage-backed securities, a note receivable and bonds made up the remainder of the Company's income-earning assets at December 31, 1995. Included in the $10.9 million total for "Short-term investments" at March 31, 1996 are certificates of deposit with one-year or shorter maturities, U.S. Treasury Bills and an investment portfolio of government securities and commercial paper. At December 31, 1995 and March 31, 1995, the Company's assets were similarly invested.

The Company's significant remaining liabilities at March 31, 1996 and December 31, 1995 include the Company's 9% Secured Sinking Fund Debentures (the "Debentures") which matured August 1, 1993 and amounts accrued for contingencies, as discussed in Note 2 of Notes to Condensed Consolidated Financial Statements, included herein. For information concerning an event of default relating to the Debentures, see "Item 3. Defaults Upon Senior Securities."

Accrued dividends in arrears on the Company's Series B $13 Cumulative Preferred Stock also represented a significant commitment at March 31, 1996 and December 31, 1995.

RESULTS OF OPERATIONS
Interest income and investment income (loss)

Interest income for the three months ended March 31, 1996 was $160,000, compared to $188,000 in the first three months of 1995. That decrease is attributable, in part, to lower interest rates earned by the Company's short-term investments. Average amounts invested short term were approximately $1,000,000 higher during the quarter ended March 31, 1996, compared to the same period in 1995, but interest rates on the Company's short-term investments were lower. The average yield on those assets was approximately 5.5% in the first quarter of 1996, compared to 6.0% in the first quarter of 1995. Additionally, a note receivable by the Company was prepaid in December 1995, and an investment in bonds was redeemed in February 1996. Those assets had earned higher interest rates than the Company's short-term investments, and the proceeds from their repayment and redemption were re-invested at significantly lower rates.

General and administrative expenses

General and administrative expenses were $74,000 lower in the first quarter of 1996, a 35% decrease compared to the same period in 1995. Such expenses for the three-month periods ended March 31, 1996 and 1995 were dominated by legal fees related to the negotiation of settlements of the claims described in Note 2 of Notes to Condensed Consolidated Financial Statements, included herein. In the three-month periods ended March 31, 1996 and 1995, legal fees were 52% and 73% of total general and administrative expenses. Other professional services - primarily audit and accounting fees - were 22% and 11% of total general and administrative expenses for the three-month periods ended March 31, 1996 and 1995, respectively. Franchise tax expense was 13% and 8% of total general and administrative expenses for the quarters ended March 31, 1996 and 1995. No other expense type included in general and administrative represented more than more than 10% of the total.

During 1991, the four full-time employees of the Company resigned. Since that time, the Company has operated without employees and without incurring salaries and related expenses. The Company has an outsourcing arrangement with a former employee and a firm of certified public accountants to provide for certain of the Company's accounting, financial reporting and administrative functions. The cost of those services is included in general and administrative expenses.

Interest expense

Interest expense for the three months ended March 31, 1996 was unchanged from the same period in 1995. The 9% Secured Sinking Fund Debentures, which matured August 1, 1993, were the only interest-bearing debt of the Company during both periods. Though interest payments are not made on the Company's Debentures, interest is accrued on those matured Debentures at the same rate as required before the maturity date. For information concerning an event of default relating to the Debentures, see "Item 3. Defaults Upon Senior Securities."

CASH FLOWS

In the first three months of 1996, cash and cash equivalents increased by $171,000. Most of that increase was the result of sales and maturities of the Company's investments. Operations generated a small amount of cash for the period, in part, because certain of the Company's expenses are being accrued, but not paid. Also a factor was the reduction in general and administrative expenses, which exceeded the decrease in interest income, compared to the figures for the same period in 1995.

During the quarter ended March 31, 1995, the use of cash for operating activities of the Company was offset by reductions in investments, resulting in a net increase of $166,000 in cash and cash equivalents for the quarter.

                          PART II - OTHER INFORMATION

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Since May 1, 1988, quarterly dividends on UFGI's Series B $13 Cumulative Preferred Stock (the "Series B Preferred") in the amount of $190,856 have been due and have not been paid. As of March 31, 1996, the total amount of arrearages in the payment of the Series B Preferred dividends was $6,107,400 In addition, UFGI has been required to make sinking fund payments for the redemption commencing May 1, 1989, of certain shares of such Series B Preferred in the amount of $146,813 per quarter. As a result of UFGI's capital position, and pursuant to Section 170 of the Delaware Corporation Law, UFGI has not been legally permitted to make such sinking fund and dividend payments. In addition, the Board of Directors of UFGI has determined not to make any further preferred stock dividend or sinking fund payments on any class of preferred stock until further action of the Board of Directors changes such determination.

Pursuant to the terms of the Series B Preferred, any dividend not paid will accumulate, and UFGI will be unable to pay dividends on its Common Stock until all dividend arrearages are paid. In addition, since UFGI has failed to make five dividend payments when due (whether consecutive or not), the holder of the Series B Preferred is entitled to elect one person to the Board of Directors at the next Annual Meeting of Stockholders of the Company. The Series B Preferred holder has not opted to elect such a director.

In November 1992, the holder of the Company's Series B Preferred Stock, Nu-West Florida, Inc. ("Nu-West") filed an involuntary petition (the "Petition") against the Company under Chapter 11 of the United States Bankruptcy Code. The Petition claims that Nu-West is a creditor of the Company and that the Company has failed to pay Nu-West amounts allegedly due. The Company has responded to such Petition, but no hearing is currently scheduled. While the Company intends to allege certain substantive and procedural defenses to the petition, the Company can make no assurances regarding the outcome of this matter and the possible effects on the ongoing operations and financial condition of the Company.

Under the terms of a tentative agreement to settle claims against the Company through a plan of bankruptcy, the Company would pay a minimum of $190,000 to Nu-West. That tentative agreement and plan of bankruptcy are discussed further in Note 2 of Notes to Condensed Consolidated Financial Statements, included herein.

At March 31, 1996 and December 31, 1995, the Company's notes payable and other borrowings consisted of $4,671,000 of 9% Secured Sinking Fund Debentures due 1993 (the "Debentures"). While the Company continued to make interest payments on the Debentures when due, pursuant to a decision of the Company's Board of Directors, a sinking fund payment of approximately $1,826,000 due August 1, 1992 under the terms of the Debentures and the full principal payment of $4,671,000 due August 1, 1993 were not made by the Company. As a result, the Indenture Trustee notified the Company that there had occurred an event of default under the terms of the Indenture. The Indenture Trustee or the beneficial owners of the Debentures may, therefore, be entitled to take certain actions pursuant to the Indenture. The Company continued to pay semi-annual interest on the Debentures at the stated rate of 9% and on the payment dates in effect prior to maturity of the Debentures (February 1 and August 1) through August 1, 1994. In January 1995, the Company was informed by the staff of the OTS and counsel to the FDIC that no additional interest payments should be made to the Debentureholders. Therefore, the Company has not made interest payments on the Debentures since August 1994 and is not expected to make any future interest payments.

Under the terms of a tentative agreement to settle claims against the Company through a plan of bankruptcy, the Company would pay a minimum of $1,360,000 to the trustee for the Debentureholders. That tentative agreement and plan of bankruptcy are discussed further in Note 2 of Notes to Condensed Consolidated Financial Statements, included herein.

ITEM 5. OTHER INFORMATION

The Company has received an exemption from the registration requirements of the Investment Company Act of 1940. Such exemption will expire on December 30, 1996.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

11.1 - Computation of Net Income (Loss) per Common and Common Equivalent Share for the Three Months Ended March 31, 1996 and 1995.

(b) Reports on Form 8-K

On February 22, 1996, the Company reported on Item 5, "Other Events," concerning the OTS and FDIC Settlements.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      United Financial Group, Inc.
                                      _________________________________________
                                      Registrant


                                  By: /s/ Paul N. Schwartz
                                      _________________________________________
May 7, 1996                           Paul N. Schwartz
                                      Chairman of the Board,
                                      President, Chief Executive Officer and
                                      Chief Financial Officer

                          UNITED FINANCIAL GROUP, INC.

                                 EXHIBIT INDEX


Exhibit Number                                               Page
_________________________________________________________________
11.1  Computation of Net Income (Loss) per Common and
        Common Equivalent Share for the Three Months Ended
        March 31, 1996 and 1995                               14
_________________________________________________________________