Form 10-Q
period 1996-06-30
UNITED FINANCIAL GROUP INC
filed 1996-08-13
CIK 858797

================================================================================

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



[x] Quarterly Report Pursuant to Section 13 or 15(d) Of the Securities Exchange Act of 1934
For the Quarter Ended JUNE 30, 1996

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ................ to ....................

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

                             Yes  [x]  No [ ]


Indicate number of shares outstanding of the Registrant's Common Stock at August
9, 1996:   8,073,620



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
                                    Part I


Item 1.  Condensed Consolidated Financial Statements (Unaudited):

         Condensed Consolidated Statements of Financial Condition
          as of June 30, 1996 and December 31, 1995                           3

         Condensed Consolidated Statements of Operations
          for the Three Months and Six Months Ended June 30, 1996 and 1995    4

         Condensed Consolidated Statements of Cash Flows
          for the Six Months Ended June 30, 1996 and 1995                     5

         Notes to Condensed Consolidated Financial Statements                 6

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                           9




                          Part II - Other Information

Item 3.  Default Upon Senior Securities                                      11

Item 4.  Submission of Matters to a Vote of Security Holders                 11

Item 5.  Other Information                                                   12

Item 6.  Exhibits and Reports on Form 8-K                                    12

         Signatures                                                          12

- --------------------------------------------------------------------------------

UNITED FINANCIAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(UNAUDITED)

                                                           In Thousands
- --------------------------------------------------------------------------------
                                                   June 30,        December 31,
                                                     1996             1995
- --------------------------------------------------------------------------------
Assets:
Cash and cash equivalents                          $   463                348
Short-term investments                              10,997             10,741
Loans and notes receivable                               7                 19
Other investments                                       84                344
Other assets                                           145                211
- --------------------------------------------------------------------------------
  Total assets                                     $11,696             11,663
================================================================================

Liabilities:

Accounts payable and accrued liabilities           $   972                739
Notes payable and other borrowings                   4,671              4,671
Other liabilities                                    6,235              6,243
- --------------------------------------------------------------------------------
  Total liabilities                                $11,878             11,653
- --------------------------------------------------------------------------------
Cumulative preferred dividends in arrears          $ 6,298              5,917
Redeemable preferred stock, no par value            16,404             16,404

Common stockholders' equity (deficit):

Common stock, no par value; 12,000,000 shares
 authorized; 8,073,620 shares issued and
 outstanding, net of 115,750 shares in treasury     56,289             56,289
Retained deficit                                   (79,173)           (78,600)
- --------------------------------------------------------------------------------
  Total common stockholders' equity (deficit)      (22,884)           (22,311)
- --------------------------------------------------------------------------------
                                                   $11,696             11,663
================================================================================

    See accompanying notes to condensed consolidated financial statements.

UNITED FINANCIAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                       In Thousands
                                                   Except Per Share Data
- --------------------------------------------------------------------------------
                                        Three Months Ended    Six Months Ended
                                             June 30,             June 30,
                                        ------------------    ------------------
                                           1996     1995        1996     1995
- --------------------------------------------------------------------------------
Interest income                          $  153      189         313      377
- --------------------------------------------------------------------------------
                                            153      189         313      377

General and administrative expenses         160      207         295      417
Interest expense                            105      105         210      210
- --------------------------------------------------------------------------------
                                            265      312         505      627
Income (loss) before income taxes          (112)    (123)       (192)    (250)
Income taxes                                 --       --          --       --
- --------------------------------------------------------------------------------
Net income (loss)                        $ (112)    (123)       (192)    (250)
================================================================================


Net loss applicable to common stock after
 reductions for preferred stock
 dividends and accretion                 $ (303)    (314)       (574)    (632)
Income (loss) per common and common
 equivalent share                        $(0.04)   (0.04)      (0.07)   (0.08)
================================================================================


    See accompanying notes to condensed consolidated financial statements.

UNITED FINANCIAL GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)


                                                             In Thousands
- --------------------------------------------------------------------------------
Six Months Ended June 30,                                  1996        1995
- --------------------------------------------------------------------------------
Operating Activities:

Net loss                                               $   (192)       (250)
Adjustment to reconcile net  income to net cash
 used by operating activities:
 Depreciation and amortization                               --         (24)
Changes in assets and liabilities related to
 operations:
 Decrease (increase) in other assets                         66         (66)
 Increase (decrease) in accounts payable and
  accrued liabilities                                       234         196
- --------------------------------------------------------------------------------
Cash for operating activities                          $    108        (144)
- --------------------------------------------------------------------------------

Investing Activities:

Sales and maturities of short-term investments         $ 17,433      22,941
Purchases of short-term investments                     (17,689)    (22,820)
Maturities of investments in debt securities                271          98
- --------------------------------------------------------------------------------
Cash from investing activities                         $     15         219
- --------------------------------------------------------------------------------

Financing Activities:

Payment of post-employed benefits                      $     (8)         (9)
- --------------------------------------------------------------------------------
Cash from (for) financing activities                   $     (8)         (9)
- --------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents            115          66
Cash and cash equivalents, beginning of period              348         269
- --------------------------------------------------------------------------------
Cash and cash equivalents, end of period               $    463         335
================================================================================

    See accompanying notes to condensed consolidated financial statements.

UNITED FINANCIAL GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1996
(Unaudited)

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

      Earnings (loss) per common and common equivalent share

Earnings (loss) per common and common equivalent share is computed using UFGI's net income (loss), adjusted for redeemable preferred stock dividends. The adjusted net income (loss) is then divided by the weighted average number of common shares outstanding during the period, including any dilutive common stock equivalents resulting from common stock options and redeemable preferred stock outstanding. There were no dilutive common stock equivalents in the three-month or six-month periods ended June 30, 1996 and 1995. Average common and common equivalent shares were 8,073,620 for the three-month and six-month periods ended June 30, 1996 and 1995.

2.    Commitments and contingent liabilities

In connection with its actions placing USAT into receivership on December 30, 1988, the FDIC made claims against the Company for damages equal to approximately $548 million (the "FDIC Claims"). The FDIC alleged that it was damaged by the Company's failure to maintain USAT's net worth in accordance with Federal Home Loan Bank Board regulations. Additionally, the FDIC claimed that, as a result of the Company's utilization of the benefits of certain tax losses, the Company was allegedly obligated to USAT for amounts related to federal income tax refunds obtained. The Company has denied the merits of any potential claim alleged by the FDIC. In 1991, the Company entered an agreement to toll the running of the statute of limitations and certain other equitable defenses in order to delay final litigation decisions and to permit additional time for negotiation of a settlement of the FDIC Claims. Such agreement was amended several times to postpone its expiration, and negotiations with the FDIC continued through December 1995.

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

Effective December 1995, the Company entered into agreements with the OTS and an agreement with the FDIC, the trustee for the 9% Secured Sinking Fund Debentures (the "Debenture Trustee") and Nu-West Florida, Inc. ("Nu-West"), as sole holder of the Company's Series B Preferred Stock (the "FDIC Settlement"). Under these agreements, the Company neither admits nor denies liability under claims by the FDIC and neither admits nor denies liability under claims by the OTS.

The FDIC Settlement is conditioned upon the Company obtaining a final order of the Delaware Bankruptcy Court. and requires that a minimum payment of $9,450,000 to the FDIC, a minimum payment of $1,360,000 to the Debenture Trustee and a minimum payment of $190,000 to Nu-West be made from the Company's assets. The Company is required to proceed with a plan of reorganization or liquidation in the Delaware Bankruptcy Court, and payments would be made after the Delaware Bankruptcy Court has confirmed a final plan. Since its original execution, the FDIC Settlement has been amended on several occasions to extend certain dates for filing, receipt of payments, etc. The FDIC Settlement, as amended, specifies that the minimum payments must be received by December 2, 1996. A disclosure statement was supposed to be filed by the Company with the Delaware Bankruptcy Court by July 31, 1996, but the parties have agreed to extend that date to September 6, 1996. Under the FDIC Settlement, and with some exceptions, expenditures by the Company in excess of $300,000 from and after the effective date are subject to approval by FDIC and OTS. Any assets of the Company remaining after the payments and expenditures described above and pursuant to the confirmed final plan of bankruptcy must be paid to the FDIC, the Debenture Trustee and Nu-West in proportion to the minimum settlement payments. The FDIC Settlement also provides that the Company may not, except in limited circumstances, utilize the benefits of tax losses carried forward from 1988 and prior years. In connection with the agreements with the FDIC and OTS, the Company has agreed to toll the running of the statute of limitations.

While the Company, the FDIC, the OTS, and others have been negotiating the terms of a possible settlement of claims against the Company, there is no assurance that the Company will be able to consummate such a settlement, nor can the Company determine when, if ever, any settlement will be effected.

Included in other liabilities at June 30, 1996 and December 31, 1995 are amounts accrued by the Company for contingent liabilities, including the FDIC Claims and OTS Claims. Statement of Financial Accounting Standards No. 5, Contingencies, requires that management of the Company recognize a liability for estimated losses arising from asserted and unasserted claims when losses from such claims are probable and reasonably estimable. Periodically, management of the Company reviews its estimates of probable losses to determine whether the liabilities accrued for contingencies require adjustment.

3.    Federal income taxes

No tax benefits have been recognized in connection with the Company's net losses in 1996 and 1995. At December 31, 1995, UFGI had a financial accounting tax loss carryforward and a tax net operating loss carryforward of approximately $6,590,000 which, if not utilized to offset future taxable income, will expire in the period from 1999 to 2010

Under provisions of the Internal Revenue Code, a parent corporation that joins in filing a consolidated federal income tax return with its subsidiary must make certain annual adjustments to the tax basis of stock it owns in such subsidiary. The required adjustments include, among other things, a decrease in the tax basis for tax losses of a subsidiary utilized to offset income of the parent and for dividend payments made by a subsidiary to its parent corporation. If a parent has a negative tax investment basis (referred to as an "excess loss account") with respect to the stock of the subsidiary, the occurrence of certain events, including the determination that the stock of the subsidiary is "worthless", results in the recognition of the excess loss account in taxable income. Prior to USAT being placed into receivership, UFGI had an excess loss account with respect to its investment in USAT of approximately $75 million.

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

Financial Condition

At June 30, 1996, cash, cash equivalents and short-term investments made up approximately 98% of the Company's assets. At December 31, 1995 cash, cash equivalents and short-term investments were 95% of total assets. Mortgage-backed securities and a note receivable were the Company's only other income-earning assets at June 30, 1996. Mortgage-backed securities, a note receivable and bonds made up the remainder of the Company's income-earning assets at December 31, 1995. Included in the $11 million total for "Short-term investments" at June 30, 1996 are certificates of deposit with one-year or shorter maturities, U.S. Treasury Bills and an investment portfolio of government securities and commercial paper. At December 31, 1995 and June 30, 1995, the Company's assets were similarly invested.

The Company's significant remaining liabilities at June 30, 1996 and December 31, 1995 include the Company's 9% Secured Sinking Fund Debentures (the "Debentures") which matured August 1, 1993 and amounts accrued for contingencies, as discussed in Note 2 of Notes to Condensed Consolidated Financial Statements, included herein. For information concerning an event of default relating to the Debentures, see "Item 3. Defaults Upon Senior Securities."

Accrued dividends in arrears on the Company's Series B $13 Cumulative Preferred Stock also represented a significant commitment at June 30, 1996 and December 31, 1995.

Results of Operations

Interest income and investment income (loss)

Interest income for the three months ended June 30, 1996 was $153,000, compared to $189,000 in the second quarter of 1995. That decrease is attributable to lower interest rates earned by the Company's short-term investments. Average amounts invested short term were approximately $1,400,000 higher during the quarter ended June 30, 1996, compared to the same period in 1995, but interest rates on the Company's short-term investments were lower. The average yield on those assets was approximately 5.4% in the second quarter of 1996, compared to 6.1% in the second quarter of 1995. Additionally, a note receivable held by the Company was prepaid in December 1995, and an investment in bonds was redeemed in February 1996. Those assets had earned higher interest rates than the Company's short-term investments, and the proceeds from their repayment and redemption were re-invested at significantly lower rates.

Year to date interest income at June 30, 1996 was $313,000, compared to $377,000 for the same period in 1995. Interest rates on short-term investments averaged 5.4% for the first six months of 1996, but 6.0% for the same period in 1995. As described above, prepayment of a note receivable and redemption of an investment in bonds increased the Company's liquidity, but the proceeds were re-invested at lower rates of return.

General and administrative expenses

General and administrative expenses were $48,000 lower in the second quarter of 1996, compared to the same period in 1995; the largest portion of these expenses were legal fees related to the negotiation of settlements of the claims described in Note 2 of Notes to Condensed Consolidated Financial Statements included herein and other matters connected with the FDIC Claims and the OTS Claims. A comparison of the components of general and administrative expenses for the second quarter in 1996 and the same period in 1995 is presented below.


       Percent of total general and administrative    June 30,     June 30,
       expenses for the quarter ended:                  1996         1995
     -----------------------------------------------------------------------
       Legal fees                                      38.8 %       55.2 %
       Other professional fees                         19.7 %       14.1 %
       Printing and distribution of annual reports     25.8 %       19.3 %
       Franchise taxes                                 11.6 %        8.4 %
       Other                                            4.1 %        3.0 %
     -----------------------------------------------------------------------

For the first six months of 1996, general and administrative expenses were $295,000, 29% lower than the $417,000 for the first half of 1995. Legal fees were a substantial portion of the general and administrative expenses for both periods. The components of general and administrative expenses for the first half of 1996 and the same period in 1995 are summarized below.



       Percent of total general and administrative    June 30,     June 30,
       expenses for the quarter ended:                  1996         1995
     -----------------------------------------------------------------------
       Legal fees                                      44.9 %       64.1 %
       Other professional fees                         20.7 %       12.6 %
       Printing and distribution of annual reports     17.0 %       11.1 %
       Franchise taxes                                 12.3 %        8.4 %
       Other                                            5.1 %        3.8 %
     -----------------------------------------------------------------------


During 1991, the four full-time employees of the Company resigned. Since that time, the Company has operated without employees and without incurring salaries and related expenses. The Company has an outsourcing arrangement with a former employee and a firm of certified public accountants to provide for certain of the Company's accounting, financial reporting and administrative functions. The cost of those professional services is included in general and administrative expenses.

Interest expense

Interest expense for the three-month and six-month periods ended June 30, 1996 was unchanged from the same periods in 1995. The 9% Secured Sinking Fund Debentures, which matured August 1, 1993, were the only interest-bearing debt of the Company during both periods. Though interest payments are not made on the Company's Debentures, interest is accrued on those matured Debentures at the same rate as required before the maturity date. For information concerning an event of default relating to the Debentures, see "Item 3. Defaults Upon Senior Securities."

Cash Flows

In the first six months of 1996, cash and cash equivalents increased by $115,000. Most of that increase was the result of sales and maturities of the Company's investments. Operations generated a small amount of cash for the period, in part, because certain of the Company's expenses are being accrued, but not paid. Also a factor was the reduction in general and administrative expenses, which exceeded the decrease in interest income, compared to the figures for the same period in 1995.

During the six-month period ended June 30, 1995, the use of cash for operating activities of the Company was offset by reductions in investments, resulting in a net increase of $66,000 in cash and cash equivalents for the quarter.

                          Part II - Other Information

Item 3. Defaults Upon Senior Securities

Since May 1, 1988, quarterly dividends on UFGI's Series B $13 Cumulative Preferred Stock (the "Series B Preferred") in the amount of $190,856 have been due and have not been paid. As of June 30, 1996, the total amount of arrearages in the payment of the Series B Preferred dividends was $6,298,256 In addition, UFGI has been required to make sinking fund payments for the redemption, commencing May 1, 1989, of certain shares of such Series B Preferred in the amount of $146,813 per quarter. As a result of UFGI's capital position, and pursuant to Section 170 of the Delaware Corporation Law, UFGI has not been legally permitted to make such sinking fund and dividend payments. In addition, the Board of Directors of UFGI has determined not to make any further preferred stock dividend or sinking fund payments on any class of preferred stock until further action of the Board of Directors changes such determination.

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

In November 1992, the holder of the Company's Series B Preferred Stock, Nu-West Florida, Inc. ("Nu-West") filed an involuntary petition (the "Petition") against the Company under Chapter 11 of the United States Bankruptcy Code. The Petition claims that Nu-West is a creditor of the Company and that the Company has failed to pay Nu-West amounts allegedly due. In the second quarter of 1996 Nu-West voluntarily dismissed the Petition.

Under the terms of a tentative agreement to settle claims against the Company through a plan of bankruptcy, Nu-West would be paid a minimum of $190,000. That tentative agreement and plan of bankruptcy are discussed further in Note 2 of Notes to Condensed Consolidated Financial Statements, included herein.

At June 30, 1996 and December 31, 1995, the Company's notes payable and other borrowings consisted of $4,671,000 of 9% Secured Sinking Fund Debentures due 1993 (the "Debentures"). While the Company continued to make interest payments on the Debentures when due, pursuant to a decision of the Company's Board of Directors, a sinking fund payment of approximately $1,826,000 due August 1, 1992 under the terms of the Debentures and the full principal payment of $4,671,000 due August 1, 1993 were not made by the Company. As a result, the Indenture Trustee notified the Company that there had occurred an event of default under the terms of the Indenture. The Indenture Trustee or the beneficial owners of the Debentures may, therefore, be entitled to take certain actions pursuant to the Indenture. The Company continued to pay semi-annual interest on the Debentures at the stated rate of 9% and on the payment dates in effect prior to maturity of the Debentures (February 1 and August 1) through August 1, 1994. In January 1995, the Company was informed by the staff of the OTS and counsel to the FDIC that no additional interest payments should be made to the Debentureholders. Therefore, the Company has not made interest payments on the Debentures since August 1994 and is not expected to make any future interest payments.

Under the terms of a tentative agreement to settle claims against the Company through a plan of bankruptcy, the Debentureholders would be paid a minimum of $1,360,000. That tentative agreement and plan of bankruptcy are discussed further in Note 2 of Notes to Condensed Consolidated Financial Statements, included herein.

Item 4. Submission of Matters to a Vote of Security Holders

On May 16, 1996, the Company held its 1996 Annual Meeting of Stockholders. At such meeting, the only matter to be voted upon was the election of one Class II director. Mr. Arthur S. Berner, the nominee recommended by the Nominating Committee and the Board of Directors, was elected to serve until the 1999 Annual Meeting of Stockholders or until his successor shall be duly elected and qualified. Mr. Berner received 5,670,568 shares voting in favor of his election; no shares were voted against his election, and 31,502 shares abstained or withheld authority to vote. Such matter was submitted to the security holders through the solicitation of proxies.

Item 5. Other Information

The Company has received an exemption from the registration requirements of the Investment Company Act of 1940. Such exemption will expire on December 30, 1996.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits
11.1 -- Computation of Net Income (Loss) per Common and Common Equivalent Share for the Three Months and Six Months Ended June 30, 1996 and 1995.

(b) Reports on Form 8-K
During the quarter ended June 30, 1996, no report on Form 8-K was filed by the Company.

                                  Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              UNITED FINANCIAL GROUP, INC.
                                          __________________________________
                                                      Registrant


                                     By:           Paul N. Schwartz
                                          __________________________________
August 9, 1996
                                                   Paul N. Schwartz
                                                 Chairman of the Board,
                                          President, Chief Executive Officer and
                                                 Chief Financial Officer

                         UNITED FINANCIAL GROUP, INC.

                                 EXHIBIT INDEX


Exhibit Number                                                            Page
________________________________________________________________________________



11.1              Computation of Net Income (Loss) per Common and
                  Common Equivalent Share for the Three Months and
                  Six Months Ended June 30, 1996 and 1995                   14


________________________________________________________________________________