Form 10-Q
period 1996-09-30
UNITED FINANCIAL GROUP INC
filed 1996-11-07
CIK 858797

================================================================================



                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED SEPTEMBER 30, 1996

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934 For the transition period from .......... to ...........

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

                          Yes  [ X ]     No [   ]


Indicate number of shares outstanding of the Registrant's Common Stock at
November 4, 1996:   8,073,620



                   The Exhibit Index is located on page 13.



================================================================================

                         UNITED FINANCIAL GROUP, INC.

                                   FORM 10-Q

                               TABLE OF CONTENTS


Section                                                                     Page
________________________________________________________________________________

                                    PART I

Item 1. Condensed Consolidated Financial Statements (Unaudited):

        Condensed Consolidated Statements of Financial Condition
          as of September 30, 1996 and December 31, 1995                     3

        Condensed Consolidated Statements of Operations
          for the Three Months and Nine Months Ended September 30, 1996
          and 1995                                                           4

        Condensed Consolidated Statements of Cash Flows
          for the Nine Months Ended September 30, 1996 and 1995              5

        Notes to Condensed Consolidated Financial Statements                 6

Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          9


                          PART II - OTHER INFORMATION

Item 3. Default Upon Senior Securities                                      11

Item 5. Other Information                                                   11

Item 6. Exhibits and Reports on Form 8-K                                    11

        Signatures                                                          12

--------------------------------------------------------------------------------

UNITED FINANCIAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(UNAUDITED)


                                                      IN THOUSANDS
----------------------------------------------------------------------------
                                             September 30,      December 31,
                                                 1996               1995
----------------------------------------------------------------------------
Assets:

Cash and cash equivalents                 $          1,840            348
Short-term investments                               9,788         10,741
Loans and notes receivable                              --             19
Other investments                                       83            344
Other assets                                           148            211
----------------------------------------------------------------------------
  Total assets                             $        11,859         11,663
============================================================================

Liabilities:

Accounts payable and accrued liabilities   $         1,045            739
Notes payable and other borrowings                   4,671          4,671
Other liabilities                                    6,230          6,243
----------------------------------------------------------------------------
  Total liabilities                        $        11,946         11,653
----------------------------------------------------------------------------

Cumulative preferred dividends in
 arrears                                   $         6,489          5,917
Redeemable preferred stock, no par value            16,404         16,404

Common stockholders' equity (deficit):

Common stock, no par value; 12,000,000
 shares authorized; 8,073,620 shares
 issued and outstanding, net of 115,750
 shares in treasury                                 56,289         56,289
Retained deficit                                   (79,269)       (78,600)
----------------------------------------------------------------------------
  Total common stockholders' equity
   (deficit)                                       (22,980)       (22,311)
----------------------------------------------------------------------------
                                           $        11,859         11,663
============================================================================


    See accompanying notes to condensed consolidated financial statements.

UNITED FINANCIAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)


                                                                         In Thousands
                                                                    Except Per Share Data
-------------------------------------------------------------------------------------------------------
                                                          Three Months Ended          Nine Months Ended
                                                             September 30,              September 30,
                                                          ------------------          -----------------
                                                             1996    1995               1996    1995
-------------------------------------------------------------------------------------------------------
Interest income                                    $          158     189                471     566
Other income                                                  189      --                189      --
-------------------------------------------------------------------------------------------------------
                                                              347     189                660     566

General and administrative expenses                           147     242                442     659
Interest expense                                              105     105                315     315
-------------------------------------------------------------------------------------------------------
                                                              252     347                757     974

Income (loss) before income taxes                              95    (158)               (97)   (408)
Income taxes                                                   --      --                 --      --
-------------------------------------------------------------------------------------------------------
Net income (loss)                                  $           95    (158)               (97)   (408)
=======================================================================================================

Net loss applicable to common stock
 after reductions for preferred stock
 dividends and accretion                           $          (96)   (349)              (670)   (981)
Income (loss) per common and common
 equivalent share                                  $        (0.01)  (0.04)             (0.08)  (0.12)
=======================================================================================================


     See accompanying notes to condensed consolidated financial statements.

UNITED FINANCIAL GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)




                                                In Thousands
---------------------------------------------------------------
Nine Months Ended September 30,                 1996      1995
---------------------------------------------------------------
Operating Activities:

Net loss                                  $      (97)     (408)
Adjustment to reconcile net income to
 net cash used by operating activities:
 Depreciation and amortization                    --       (36)
Changes in assets and liabilities
 related to operations:
 Decrease (increase) in other assets              63      (110)
 Increase (decrease) in accounts
  payable and accrued liabilities                306       312
---------------------------------------------------------------
Cash from (for) operating activities      $      272      (242)
---------------------------------------------------------------
Investing Activities:

Sales and maturities of short-term
 investments                              $   30,769    30,367
Purchases of short-term investments          (29,816)  (30,316)
Maturities of investments in debt
 securities                                      280       140
---------------------------------------------------------------
Cash from investing activities            $    1,233       191
---------------------------------------------------------------
Financing Activities:

Payment of post-employment benefits       $      (13)      (13)
---------------------------------------------------------------
Cash from (for) financing activities      $      (13)      (13)
---------------------------------------------------------------
Increase (decrease) in cash and cash
 equivalents                                   1,492       (64)
Cash and cash equivalents, beginning of
 period                                          348       269
---------------------------------------------------------------
Cash and cash equivalents, end of period  $    1,840       205
===============================================================

     See accompanying notes to condensed consolidated financial statements.

UNITED FINANCIAL GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1996
(Unaudited)

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

    Earnings (loss) per common and common equivalent share

Earnings (loss) per common and common equivalent share is computed using UFGI's net income (loss), adjusted for redeemable preferred stock dividends. The adjusted net income (loss) is then divided by the weighted average number of common shares outstanding during the period, including any dilutive common stock equivalents resulting from common stock options and redeemable preferred stock outstanding. There were no dilutive common stock equivalents in the three-month or nine-month periods ended September 30, 1996 and 1995. Average common and common equivalent shares were 8,073,620 for the three-month and nine-month periods ended September 30, 1996 and 1995.

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

The FDIC Settlement is conditioned upon the Company obtaining a final order of the Delaware Bankruptcy Court, and requires that a minimum payment of $9,450,000 to the FDIC, a minimum payment of $1,360,000 to the Debenture Trustee and a minimum payment of $190,000 to Nu-West be made from the Company's assets. The Company is required to proceed with a plan of reorganization or liquidation in the Delaware Bankruptcy Court, and payments would be made after the Delaware Bankruptcy Court has confirmed a final plan. Since its original execution, the FDIC Settlement has been amended on several occasions to extend certain dates for filing, receipt of payments, etc. The FDIC Settlement, as amended, specifies that the minimum payments must be received by January 31, 1997. A disclosure statement is required to be filed by the Company with the Delaware Bankruptcy Court on or before November 8, 1996. Under the FDIC Settlement, and with some exceptions, expenditures by the Company in excess of $300,000 from and after the effective date are subject to approval by FDIC and OTS. Any assets of the Company remaining after the payments and expenditures described above and pursuant to the confirmed final plan of bankruptcy must be paid to the FDIC, the Debenture Trustee and Nu-West in proportion to the minimum settlement payments. The FDIC Settlement also provides that the Company may not, except in limited circumstances, utilize the benefits of tax losses carried forward from 1988 and prior years. In connection with the agreements with the FDIC and OTS, the Company has agreed to toll the running of the statute of limitations.

While the Company, the FDIC, the OTS, and others have been negotiating the terms of a possible settlement of claims against the Company, there is no assurance that the Company will be able to consummate such a settlement, nor can the Company determine when, if ever, any settlement will be effected.

Included in other liabilities at September 30, 1996 and December 31, 1995 are amounts accrued by the Company for contingent liabilities, including the FDIC Claims and OTS Claims. Statement of Financial Accounting Standards No. 5, Contingencies, requires that management of the Company recognize a liability for estimated losses arising from asserted and unasserted claims when losses from such claims are probable and reasonably estimable. Periodically, management of the Company reviews its estimates of probable losses to determine whether the liabilities accrued for contingencies require adjustment.

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

FINANCIAL CONDITION

At September 30, 1996, cash, cash equivalents and short-term investments made up approximately 98% of the Company's assets. At December 31, 1995 cash, cash equivalents and short-term investments were 95% of total assets. Mortgage-backed securities and a note receivable were the Company's only other income-earning assets at September 30, 1996. Mortgage-backed securities, a note receivable and bonds made up the remainder of the Company's income-earning assets at December 31, 1995. Included in the $9.8 million total for "Short-term investments" at September 30, 1996 are certificates of deposit with one-year or shorter maturities and an investment portfolio of government securities and commercial paper. At December 31, 1995 and September 30, 1995, the Company's assets were similarly invested.

The Company's significant remaining liabilities at September 30, 1996 and December 31, 1995 include the Company's 9% Secured Sinking Fund Debentures (the "Debentures") which matured August 1, 1993 and amounts accrued for contingencies, as discussed in Note 2 of Notes to Condensed Consolidated Financial Statements, included herein. For information concerning an event of default relating to the Debentures, see "Item 3. Defaults Upon Senior Securities."

Accrued dividends in arrears on the Company's Series B $13 Cumulative Preferred Stock also represented a significant commitment at September 30, 1996 and December 31, 1995.

RESULTS OF OPERATIONS

Interest income and investment income (loss)

Interest income for the three months ended September 30, 1996 was $158,000, compared to $189,000 in the third quarter of 1995. That decrease is attributable to lower interest rates earned by the Company's short-term investments. Average amounts invested short term were approximately $1.0 million higher during the quarter ended September 30, 1996, compared to the same period in 1995, but interest rates on the Company's short-term investments were lower. The average yield on those assets was approximately 5.4% in the third quarter of 1996, compared to 6.0% in the third quarter of 1995. Additionally, a note receivable held by the Company was prepaid in December 1995, and an investment in bonds was redeemed in February 1996. Those assets had earned higher interest rates than the Company's short-term investments, and the proceeds from their repayment and redemption were re-invested at significantly lower rates.

Year to date interest income at September 30, 1996 was $471,000, compared to $566,000 for the same period in 1995. Interest rates on short-term investments averaged 5.4% for the first nine months of 1996, but 6.0% for the same period in 1995. As described above, prepayment of a note receivable and redemption of an investment in bonds increased the Company's liquidity, but the proceeds were re-invested at lower rates of return.

Other income

In August 1996, the Company sold to an unrelated third party all 1,000 shares of Southwestern Group Agency, Inc. ("SWGA"), a wholly-owned subsidiary. Although SWGA was an inactive company with no significant assets, certain licenses it held had value to the purchaser. The Company received $210,000 and paid a commission of $21,000 to the broker who arranged the sale. The net gain of $189,000 was recognized as "other income."

General and administrative expenses

General and administrative expenses were $95,000 lower in the third quarter of 1996, compared to the same period in 1995; in both periods, the largest component of general and administrative expenses was legal fees related to the negotiation of settlements of the claims described in Note 2 of Notes to Condensed Consolidated Financial Statements included herein and other matters connected with the FDIC Claims and the OTS Claims. A comparison of the components of general and administrative expenses for the third quarter in 1996 and the same period in 1995 is presented below.


Percent of total general and
 administrative expenses for the
 quarter ended September 30:              1996    1995
-------------------------------------------------------
Legal fees                                 56.1%  73.7%
Other professional fees                    23.9%  11.8%
Printing and distribution of annual
 reports                                    2.9%   4.3%
Franchise taxes                            12.9%   7.3%
Other                                       4.2%   2.9%
=======================================================

For the first nine months of 1996, general and administrative expenses were $442,000, 32.8% lower than the $658,000 for the first three quarters of 1995. Legal fees were a substantial portion of the general and administrative expenses for both periods. The components of general and administrative expenses for the first nine months of 1996 and the same period in 1995 are summarized below.


Percent of total general and
 administrative expenses for the
 nine-month periods ended September 30:    1996    1995
--------------------------------------------------------
Legal fees                                 48.6%   67.6%
Other professional fees                    21.8%   12.3%
Printing and distribution of annual
 reports                                   12.3%    8.6%
Franchise taxes                            12.5%    8.0%
Other                                       4.8%    3.5%
--------------------------------------------------------

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

Interest expense

Interest expense for the three-month and nine-month periods ended September 30, 1996 was unchanged from the same periods in 1995. The Debentures, which matured August 1, 1993, were the only interest-bearing debt of the Company during both periods. Though interest payments are not made on the Company's Debentures, interest is accrued on those matured Debentures at the same rate as required before the maturity date. For information concerning an event of default relating to the Debentures, see "Item 3. Defaults Upon Senior Securities."

CASH FLOWS

In the first nine months of 1996, cash and cash equivalents increased by $1,492,000. Most of that increase was the result of sales and maturities of the Company's investments. Operations generated a small amount of cash for the period, in part, because certain of the Company's expenses are being accrued, but not paid. The sale of all the shares of a wholly-owned subsidiary generated net cash of $189,000, as discussed above under "Other income." Also a factor was the reduction in general and administrative expenses, which exceeded the decrease in interest income, compared to the figures for the same period in 1995.

During the nine-month period ended September 30, 1995, the use of cash for operating activities of the Company was partially offset by reductions in investments, resulting in a net decrease of $64,000 in cash and cash equivalents for the quarter.

                          PART II - OTHER INFORMATION

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Since May 1, 1988, quarterly dividends on UFGI's Series B $13 Cumulative Preferred Stock (the "Series B Preferred") in the amount of $190,856 have been due and have not been paid. As of September 30, 1996, the total amount of arrearages in the payment of the Series B Preferred dividends was $6,489,113. In addition, UFGI has been required to make sinking fund payments for the redemption, commencing May 1, 1989, of certain shares of such Series B Preferred in the amount of $146,813 per quarter. As a result of UFGI's capital position, and pursuant to Section 170 of the Delaware Corporation Law, UFGI has not been legally permitted to make such sinking fund and dividend payments. In addition, the Board of Directors of UFGI has determined not to make any further preferred stock dividend or sinking fund payments on any class of preferred stock until further action of the Board of Directors changes such determination.

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

In November 1992, the holder of the Company's Series B Preferred Stock, Nu-West Florida, Inc. ("Nu-West") filed an involuntary petition (the "Petition") against the Company under Chapter 11 of the United States Bankruptcy Code. The Petition claimed that Nu-West was a creditor of the Company and that the Company failed to pay Nu-West amounts allegedly due. In the second quarter of 1996 Nu-West voluntarily dismissed the Petition.

Under the terms of a tentative agreement to settle claims against the Company through a plan of bankruptcy, Nu-West would be paid a minimum of $190,000. That tentative agreement and plan of bankruptcy are discussed further in Note 2 of Notes to Condensed Consolidated Financial Statements, included herein.

At September 30, 1996, and December 31, 1995, the Company's notes payable and other borrowings consisted of $4,671,000 of 9% Secured Sinking Fund Debentures due 1993 (the "Debentures"). While the Company continued to make interest payments on the Debentures when due, pursuant to a decision of the Company's Board of Directors, a sinking fund payment of approximately $1,826,000 due August 1, 1992 under the terms of the Debentures and the full principal payment of $4,671,000 due August 1, 1993 were not made by the Company. As a result, the Indenture Trustee notified the Company that there had occurred an event of default under the terms of the Indenture. The Indenture Trustee or the beneficial owners of the Debentures may, therefore, be entitled to take certain actions pursuant to the Indenture. The Company continued to pay semi-annual interest on the Debentures at the stated rate of 9% and on the payment dates in effect prior to maturity of the Debentures (February 1 and August 1) through August 1, 1994. In January 1995, the Company was informed by the staff of the OTS and counsel to the FDIC that no additional interest payments should be made to the Debentureholders. Therefore, the Company has not made interest payments on the Debentures since August 1994 and is not expected to make any future interest payments.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

11.1 -- Computation of Net Income (Loss) per Common and Common Equivalent Share for the Three Months and Nine Months Ended September 30, 1996 and 1995.

(b) Reports on Form 8-K

During the quarter ended September 30, 1996, no report on Form 8-K was filed by the Company.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    United Financial Group, Inc.
                                    ___________________________
                                             Registrant


                                    By:  Paul N. Schwartz
                                    ___________________________
   November 4, 1996
                                            Paul N. Schwartz
                                         Chairman of the Board,
                                    President, Chief Executive Officer
                                       and Chief Financial Officer

                         UNITED FINANCIAL GROUP, INC.

                                 EXHIBIT INDEX


Exhibit Number                                                             Page
-------------------------------------------------------------------------------


   11.1     Computation of Net Income (Loss) per Common and
            Common Equivalent Share for the Three Months and Nine
            Months Ended September 30, 1996 and 1995                         14

-------------------------------------------------------------------------------